Form 10-Q
period 1996-03-31
PUBLIC STORAGE PROPERTIES XVI INC
filed 1996-05-13
CIK 870179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------   ------------

Commission File Number 1-10851

                       PUBLIC STORAGE PROPERTIES XVI, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                         95-4300886
- - -------------------------------                  ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

       701 Western Ave.
       Glendale, California                                  91201-2349
- - ---------------------------------------            ----------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area co                 (818) 244-8080
                                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                        --   --

The number of shares outstanding of the Company's classes of common stock as of March 31, 1996:

              3,035,348 shares of $.01 par value Series A shares
                324,989 shares of $.01 par value Series B shares 920,802 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                              Page
                                                              ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at March 31, 1996
    and December 31, 1995                                       2

  Condensed Statements of Income for the three
    months ended March 31, 1996 and 1995                        3

  Condensed Statement of Shareholders' Equity for the
    three months ended March 31, 1996                           4

  Condensed Statements of Cash Flows for the
    three months ended March 31, 1996 and 1995                  5

  Notes to Condensed Financial Statements                     6-7

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations            8-10


PART II.  OTHER INFORMATION                                    11

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                            CONDENSED BALANCE SHEETS


                                                                                  March 31,         December 31,
                                                                                    1996                 1995
                                                                                  ------------         ------------
                                                                                 (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                         $  1,506,000         $  1,440,000
Rent and other receivables                                                              46,000               51,000
Prepaid expenses                                                                       302,000              420,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     41,952,000           41,937,000
      Land                                                                          24,912,000           24,912,000
                                                                                 -------------          -----------
                                                                                    66,864,000           66,849,000

      Less accumulated depreciation                                                (16,922,000)         (16,488,000)
                                                                                  ------------         ------------
                                                                                    49,942,000           50,361,000
                                                                                  ------------         ------------

           Total assets                                                            $51,796,000          $52,272,000
                                                                                   ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                    $1,055,000           $1,033,000
Dividends payable                                                                      907,000              921,000
Advance payments from renters                                                          318,000              307,000


Shareholders' equity:
      Series A common, $.01 par value,
           4,983,165 shares authorized,
           3,035,348 shares issued and
           outstanding (3,085,148 shares
           issued and outstanding in 1995)                                              30,000               30,000
      Convertible Series B common,
           $.01 par value, 324,989 shares
           authorized, issued and outstanding                                            3,000                3,000
      Convertible Series C common,
           $.01 par value, 920,802 shares
           authorized, issued and outstanding                                            9,000                9,000

      Paid-in-capital                                                               55,725,000           56,511,000
      Cumulative income                                                             25,005,000           23,807,000
      Cumulative distributions                                                     (31,256,000)         (30,349,000)
                                                                                   ------------        -------------

      Total shareholders' equity                                                    49,516,000           50,011,000
                                                                                  ------------         ------------

Total liabilities and shareholders' equity                                         $51,796,000          $52,272,000
                                                                                   ===========          ===========

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended
                                                          March 31,
                                             -----------------------------------
                                                 1996                 1995
                                             --------------      ---------------

REVENUES:

Rental income                                    $2,647,000           $2,510,000
Interest income                                       9,000                5,000
                                             --------------      ---------------

                                                  2,656,000            2,515,000
                                              -------------        -------------


COSTS AND EXPENSES:

Cost of operations                                  806,000              760,000
Management fees paid to affiliates                  138,000              147,000
Depreciation and amortization                       434,000              452,000
Administrative                                       80,000               76,000
                                              -------------        -------------

                                                  1,458,000            1,435,000
                                              -------------        -------------

NET INCOME                                       $1,198,000           $1,080,000
                                                 ==========           ==========


Primary earnings per share - Series A                 $0.36                $0.31
                                                      =====                =====
Fully diluted earnings per share - Series A           $0.28                $0.24
                                                      =====                =====

Dividends declared per share:
   Series A                                           $0.27                $0.27
                                                      =====                =====
   Series B                                           $0.27                $0.27
                                                      =====                =====

Weighted average Common shares outstanding:
   Primary - Series A                             3,049,281            3,172,981
                                                  =========            =========
   Fully diluted - Series A                       4,295,072            4,418,772
                                                  =========            =========



                             See accompanying notes.

                       Public Storage Properties XVI, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                   Convertible        Convertible
                                               Series A               Series B          Series C          Paid-in
                                        Shares      Amount      Shares    Amount    Shares   Amount       Capital
                                         ---------    -------    -------   ------    -------  ------    -----------


Balances at December 31, 1995            3,085,148    $30,000    324,989   $3,000    920,802  $9,000    $56,511,000

Net income                                 -          -          -        -          -        -             -
Repurchase of shares                       (49,800)   -          -        -          -        -            (786,000)

Cash distributions declared:
 $.27 per share - Series A                 -          -          -        -           -        -            -
 $.27 per share - Series B                 -          -          -        -           -        -            -
                                         ---------    -------    -------   ------    -------  ------    -----------


Balances at March 31, 1996               3,035,348    $30,000    324,989   $3,000    920,802  $9,000    $55,725,000
                                         =========    =======    =======   ======    =======  ======    ===========

                                       Cumulative                         Total
                                          Net           Cumulative     Shareholders'
                                        Income          Distributions     Equity
                                       -----------     ------------     -----------


Balances at December 31, 1995          $23,807,000     ($30,349,000)    $50,011,000

Net income                               1,198,000            -           1,198,000
Repurchase of shares                        -                 -            (786,000)

Cash distributions declared:
 $.27 per share - Series A                  -              (819,000)       (819,000)
 $.27 per share - Series B                  -               (88,000)        (88,000)
                                       -----------     ------------     -----------


Balances at March 31, 1996             $25,005,000     ($31,256,000)    $49,516,000
                                       ===========     ============     ===========


                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    1996                  1995
                                                                               ----------------      ----------------
                                                                                                        (restated)

Cash flows from operating activities:

      Net income                                                                    $1,198,000           $1,080,000

      Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                                    434,000              452,000
      Decrease in rent and other receivables                                             5,000               22,000
      Amortization of prepaid management fees                                          118,000              -
      Increase in prepaid expenses                                                     -                     (1,000)
      Increase (decrease) in accounts payable                                           22,000              (78,000)
      Increase (decrease) in advance payments from renters                              11,000               (2,000)
                                                                                 -------------        --------------

           Total adjustments                                                           590,000              393,000
                                                                                  ------------         ------------

           Net cash provided by operating activities                                 1,788,000            1,473,000
                                                                                   -----------          -----------

Cash flows from investing activities:

      Additions to real estate facilities                                              (15,000)             (15,000)
                                                                                  ------------        --------------

           Net cash used in investing activities                                       (15,000)             (15,000)
                                                                                  -------------       --------------

Cash flows from financing activities:

      Distributions paid to shareholders                                              (921,000)            (954,000)
      Purchase of Company Series A common stock                                       (786,000)            (894,000)
                                                                                 --------------        -------------

           Net cash used in financing activities                                    (1,707,000)          (1,848,000)
                                                                                  ------------          -----------

Net increase (decrease) in cash and cash equivalents                                    66,000             (390,000)

Cash and cash equivalents at the beginning of the period                             1,440,000            1,074,000
                                                                                  ------------         ------------

Cash and cash equivalents at the end of the period                                $  1,506,000         $    684,000
                                                                                  ============         ============

                             See accompanying notes.
                                        5

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

4. In January 1996, the Company obtained an unsecured non-revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at March 31, 1996) or the bank's LIBOR rate plus 2.25%, will convert to a term loan on January 1, 1998. Interest is payable monthly beginning on April 1, 1996 until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2001, the remaining unpaid principal and interest is due and payable.

5. In November 1995, the Company prepaid eight months of 1996 management fees at a total cost of $315,000. The Company expensed $118,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $197,000, is included in other assets in the Balance Sheet at March 31, 1996.

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
- - ----------------------

     The Company's net income for the three months ended March 31, 1996 was $1,198,000 compared to $1,080,000 for the three months ended March 31, 1995, representing an increase of $118,000 or 11%. This increase is primarily a result of an increase in property net operating income (rental revenue less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the three months ended March 31, 1996 and 1995 was $2,647,000 and $2,510,000, respectively, representing an increase of $137,000. Approximately $50,000 of the increase in rental revenues is attributable to an increase in occupancy levels and rental rates at the Company's three mini-warehouse properties located in Washington. Approximately $46,000 of the increase is attributable to an increase in rental rates at the Company's seven mini-warehouse properties in California. Rental revenues at the Company's business park operations for the three month period ended March 31, 1996 compared to the same period in 1995 remained stable.

     The Company's mini-warehouse operations had weighted average occupancy levels of 88.6% and 86.9% for the three month periods ended March 31, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 98% for both the three month periods ended March 31, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) increased to $944,000 from $907,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $37,000. This increase is mainly attributable to increases in property taxes and payroll offset by a decrease in management fees paid to affiliates. The increase in property taxes is due to a one-time tax refund received during the three months ended March 31, 1995.

        In November 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Company expensed $118,000 of prepaid management fees. The amount is included in management fees paid to affiliate in the condensed statement of income. As a result of the prepayment, the Company saved approximately $17,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

LIQUIDITY AND CAPITAL RESOURCES.
- - --------------------------------

     Cash flows from operating activities ($1,788,000 for the three months ended March 31, 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company including a regular distribution of $.27 per Series A common share ($907,000 in aggregate for the three months ended March 31, 1996).

     In January 1996, the Company obtained an unsecured non-revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at March 31, 1996) or the bank's LIBOR rate plus 2.25%, will convert to a term loan on January 1, 1998. Interest is payable monthly beginning on April 1, 1996 until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2001, the remaining unpaid principal and interest is due and payable.

     The Company's Board of Directors has authorized the Company to purchase up to 1,000,000 shares of Series A common stock. The Company has repurchased 702,026 shares of Series A common stock, of which 49,800 shares were purchased in the first quarter of 1996.

     The bylaws of the Company provide that, during 1998, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

     The Company has elected and intends to continue to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. The Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of the Company's tax return. The primary difference between book income and taxable income is depreciation expense. In 1995, the Company's federal tax depreciation was $1,698,000. Supplemental Information.

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the three months ended March 31, 1996 and 1995 was $1,632,000 and $1,532,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

PART II. OTHER INFORMATION

ITEMS 1 through 5 are inapplicable.

ITEM 6   Exhibits and Reports on Form 8-K

         (a) The following Exhibit is included herein:

             (27) Financial Data Schedule

         (b) Form 8 - K

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DATED: May 13, 1996

                                 PUBLIC STORAGE PROPERTIES XVI, INC.



                                 BY:/s/ Ronald L. Havner, Jr.
                                    ------------------------
                                    Ronald L. Havner, Jr.,
                                    Vice President
                                    and Chief Financial Officer