Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES XVI INC
filed 1996-08-13
CIK 870179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  ----------------------

Commission File Number 1-10851
                       -------

                       PUBLIC STORAGE PROPERTIES XVI, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                               95-4300886
- ---------------------------------------                 ------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

       701 Western Avenue
       Glendale, California                                       91201-2349
- ---------------------------------------                 ------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
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


The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

               3,035,348 shares of $.01 par value Series A shares
                 324,989 shares of $.01 par value Series B shares 920,802 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at June 30, 1996
    and December 31, 1995                                                      2

  Condensed Statements of Income for the three and six
    months ended June 30, 1996 and 1995                                        3

  Condensed Statement of Shareholders' Equity for the
    six months ended June 30, 1996                                             4

  Condensed Statements of Cash Flows for the
    six months ended June 30, 1996 and 1995                                    5

  Notes to Condensed Financial Statements                                      6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                            7-9


PART II.  OTHER INFORMATION                                                   10

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                            CONDENSED BALANCE SHEETS


                                                                                   June 30,            December 31,
                                                                                    1996                   1995
                                                                                 -------------        -------------
                                                                                  (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                         $  2,152,000         $  1,440,000
Rent and other receivables                                                              93,000               51,000
Prepaid expenses                                                                       198,000              420,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     42,085,000           41,937,000
      Land                                                                          24,912,000           24,912,000
                                                                                 -------------          -----------
                                                                                    66,997,000           66,849,000

      Less accumulated depreciation                                                (17,343,000)         (16,488,000)
                                                                                 -------------        -------------
                                                                                    49,654,000           50,361,000
                                                                                 -------------        -------------

Total assets                                                                      $ 52,097,000          $52,272,000
                                                                                 =============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                  $    938,000          $ 1,033,000
Dividends payable                                                                      907,000              921,000
Advance payments from renters                                                          320,000              307,000

Shareholders' equity:
      Series A common, $.01 par value,
           4,983,165 shares authorized,
           3,035,348 shares issued and
           outstanding (3,085,148 shares issued
           and outstanding in 1995)                                                     30,000               30,000
      Convertible Series B common,
           $.01 par value, 324,989 shares
           authorized, issued and outstanding                                            3,000                3,000
      Convertible Series C common,
           $.01 par value, 920,802 shares
           authorized, issued and outstanding                                            9,000                9,000

      Paid-in-capital                                                               55,725,000           56,511,000
      Cumulative income                                                             26,328,000           23,807,000
      Cumulative distributions                                                     (32,163,000)         (30,349,000)
                                                                                 -------------        -------------

      Total shareholders' equity                                                    49,932,000           50,011,000
                                                                                 -------------        -------------

Total liabilities and shareholders' equity                                         $52,097,000         $ 52,272,000
                                                                                 =============         ============


                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       Three Months Ended                    Six Months Ended
                                                             June 30,                            June 30,
                                             -------------------------------           -------------------------------
                                               1996                   1995                1996                 1995
                                             ----------           ----------           ----------           ----------

REVENUES:

Rental income                                $2,760,000           $2,653,000           $5,407,000           $5,163,000
Interest income                                  14,000                8,000               23,000               13,000
                                             ----------           ----------           ----------           ----------

                                              2,774,000            2,661,000            5,430,000            5,176,000
                                             ----------           ----------           ----------           ----------

COSTS AND EXPENSES:

Cost of operations                              827,000              796,000            1,633,000            1,556,000
Management fees
  paid to affiliates                            139,000              155,000              277,000              302,000
Depreciation                                    421,000              422,000              855,000              874,000
Interest expense paid to affiliate              -                      4,000              -                      4,000
Administrative                                   64,000               67,000              144,000              143,000
                                             ----------           ----------           ----------           ----------

                                              1,451,000            1,444,000            2,909,000            2,879,000
                                             ----------           ----------           ----------           ----------

NET INCOME                                   $1,323,000           $1,217,000           $2,521,000           $2,297,000
                                             ==========           ==========           ==========           ==========

Earnings per share:

  Primary - Series A                             $0.41                 $0.36                $0.77                $0.67
                                           ============         ============           ==========           ==========
  Fully diluted - Series A                       $0.31                 $0.28                $0.59                $0.52
                                           ============         ============           ==========           ==========

Dividends declared per share:

  Series A                                       $0.27                 $0.27                $0.54                $0.54
                                           ============         ============           ==========           ==========
  Series B                                       $0.27                 $0.27                $0.54                $0.54
                                           ============         ============           ==========           ==========

Weighted average common shares outstanding:

  Primary - Series A                          3,035,348            3,128,881            3,042,315            3,150,931
                                           ============         ============           ==========           ==========
  Fully diluted - Series A                    4,281,139            4,374,672            4,288,106            4,396,722
                                           ============         ============           ==========           ==========


                            See accompanying notes.

                       Public Storage Properties XVI, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                   Convertible        Convertible
                                               Series A               Series B          Series C          Paid-in
                                          Shares      Amount      Shares    Amount    Shares   Amount     Capital
                                         ---------    -------    -------   ------    -------  ------    -----------

Balances at December 31, 1995            3,085,148    $30,000    324,989   $3,000    920,802  $9,000    $56,511,000

Net income                                       -          -          -        -          -       -             -
Repurchase of shares                       (49,800)         -          -        -          -       -       (786,000)

Cash distributions declared:
 $.54 per share - Series A                       -          -          -        -          -       -             -
 $.54 per share - Series B                       -          -          -        -          -       -             -
                                         ---------    -------    -------   ------    -------  ------    -----------

Balances at June 30, 1996                3,035,348    $30,000    324,989   $3,000    920,802  $9,000    $55,725,000
                                         =========    =======    =======   ======    =======  ======    ===========

                                  Cumulative                         Total
                                     Net           Cumulative     Shareholders'
                                   Income          Distributions     Equity
                                  -----------     -------------    -----------

Balances at December 31, 1995     $23,807,000     ($30,349,000)    $50,011,000

Net income                          2,521,000                -       2,521,000
Repurchase of shares                        -                -        (786,000)

Cash distributions declared:
 $.54 per share - Series A                  -       (1,638,000)     (1,638,000)
 $.54 per share - Series B                  -         (176,000)       (176,000)
                                  -----------     -------------    -----------

Balances at June 30, 1996         $26,328,000     ($32,163,000)    $49,932,000
                                  ===========     ============     ===========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                              June 30,
                                                                                    1996                    1995
                                                                               ---------------         -------------

Cash flows from operating activities:

      Net income                                                                  $  2,521,000         $  2,297,000

      Adjustments to  reconcile
           net income to net cash provided
           by operating activities:

        Depreciation                                                                   855,000              874,000
        (Increase) decrease in rent and other receivables                              (42,000)              14,000
        Amortization of prepaid management fees                                        236,000                    -
        (Increase) decrease in prepaid expenses                                        (14,000)               1,000
        Decrease in accounts payable                                                   (95,000)             (66,000)
        Increase (decrease) in advance payments from renters                            13,000              (23,000)
                                                                               ---------------         -------------

           Total adjustments                                                           953,000              800,000
                                                                               ---------------         -------------

           Net cash provided by operating activities                                 3,474,000            3,097,000
                                                                               ---------------         -------------

Cash flows from investing activities:

      Additions to real estate facilities                                             (148,000)             (48,000)
                                                                               ---------------         -------------

           Net cash used in investing activities                                      (148,000)             (48,000)
                                                                               ----------------        -------------

Cash flows from financing activities:


      Advance from affiliate                                                           -                    500,000
      Repayment of advance from affiliate                                              -                   (500,000)
      Distributions paid to shareholders                                            (1,828,000)          (1,892,000)
      Purchase of Company Series A common stock                                       (786,000)          (1,097,000)
                                                                               ----------------       --------------

           Net cash used in financing activities                                    (2,614,000)          (2,989,000)
                                                                               ---------------         -------------

Net increase in cash
  and cash equivalents                                                                 712,000               60,000

Cash and cash equivalents at
  the beginning of the period                                                        1,440,000            1,074,000
                                                                               ---------------         -------------

Cash and cash equivalents at
  the end of the period                                                           $  2,152,000        $   1,134,000
                                                                               ===============         =============



                            See accompanying notes.

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In January 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on January 1, 1998. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2001, the remaining unpaid principal and interest is due and payable. There was no outstanding balance on the credit facility at June 30, 1996.

5. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $315,000. The Company expensed $236,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $79,000, is included in prepaid expenses in the Balance Sheet at June 30, 1996.

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $2,521,000 and $2,297,000, respectively, representing an increase of $224,000 or 10%. Net income for the three months ended June 30, 1996 and 1995 was $1,323,000 and $1,217,000, respectively, representing an increase of $106,000 and 9%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) at the Company's mini-warehouse facilities.

     Rental income for the six months ended June 30, 1996 and 1995 was $5,407,000 and $5,163,000, respectively, representing an increase of $244,000 or 5%. Rental income for the three months ended June 30, 1996 and 1995 was $2,760,000 and $2,653,000, respectively, representing an increase of $107,000 or 4%. The Company's mini-warehouse operations generated increases in rental income of $249,000 and $115,000 for the six and three months ended June 30, 1996, respectively, compared to the same periods in 1995 primarily due to increased rental rates at the Company's ten mini-warehouse properties located in California and Washington. The Company's business park operations showed decreases in rental income of $5,000 and $8,000 for the six and three months ended June 30, 1996, respectively, compared to the same periods in 1995 as a result of a decrease in occupancy at the San Diego, California business park facility.

     The Company's mini-warehouse operations had weighted average occupancy levels of 90% and 89% for the six month periods ended June 30, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 97% and 99% for the six month periods ended June 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the six months ended June 30, 1996 and 1995 was $2,765,000 and $2,732,000, respectively, representing an increase of $33,000. Cost of operations for the three months ended June 30, 1996 and 1995 was $1,387,000 and $1,373,000, respectively, representing an increase of $14,000. These increases are primarily due to increases in payroll, repairs and maintenance costs, and property taxes offset by a decrease in management fees paid to affiliates. The increase in repairs and maintenance costs is mainly due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's mini-warehouse properties located in the eastern states. The increase in property taxes is due to a one-time tax refund received in early 1995 at the Company's San Diego, California business park.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $236,000 of prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statement of income. As a result of the prepayment, the Company saved approximately $40,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     Interest expense paid to affiliate of $4,000 in 1995 represents interest paid on an advance the Company had during the second quarter of 1995. No such cost was incurred in 1996.

Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($3,474,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In January 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on January 1, 1998. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2001, the remaining unpaid principal and interest is due and payable. There was no outstanding balance on the credit facility at June 30, 1996.

     The Company's Board of Directors has authorized the Company to purchase up to 1,000,000 shares of Series A common stock. The Company has repurchased 702,026 shares of Series A common stock, of which 49,800 shares were purchased in the first quarter of 1996. No shares were repurchased in the second quarter of 1996, however, share repurchases are expected to continue in the third quarter.

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


Supplemental Information.
- -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $3,376,000 and $3,171,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $1,744,000 and $1,639,000, respectively FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

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

                                         DATED: August 13, 1996

                                         PUBLIC STORAGE PROPERTIES XVI, INC.



                                         BY:    /s/ Ronald L. Havner, Jr.
                                                -------------------------
                                                Ronald L. Havner, Jr.,
                                                Senior Vice President
                                                 and Chief Financial Officer