Form 10-Q
period 1996-09-30
PUBLIC STORAGE PROPERTIES XVI INC
filed 1996-11-13
CIK 870179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ---------------     ------------------

Commission File Number 1-10851
                       -------

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


          California                                        95-4300886
------------------------------------                 --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                       Identification Number)

      701 Western Avenue
       Glendale, California                                      91201-2349
------------------------------------                 --------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:          (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of September 30, 1996:

               2,962,348 shares of $.01 par value Series A shares
                324,989 shares of $.01 par value Series B shares 920,802 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX

                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at September 30, 1996
   and December 31, 1995                                                  2

  Condensed Statements of Income for the three and nine
   months ended September 30, 1996 and 1995                               3

  Condensed Statement of Shareholders' Equity for the
   nine months ended September 30, 1996                                   4

  Condensed Statements of Cash Flows for the
   nine months ended September 30, 1996 and 1995                          5

  Notes to Condensed Financial Statements                                 6

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                        7-9


PART II.  OTHER INFORMATION                                              10

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                            CONDENSED BALANCE SHEETS


                                                                                      September 30,          December 31,
                                                                                          1996                   1995
                                                                                 --------------------      -------------------
                                                                                       (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                              $  1,745,000          $  1,440,000
Rent and other receivables                                                                   68,000                51,000
Prepaid expenses                                                                            138,000               420,000

Real estate facilities at cost:
   Building, land improvements and equipment                                             42,112,000            41,937,000
   Land                                                                                  24,912,000            24,912,000
                                                                                 --------------------      -------------------
                                                                                         67,024,000            66,849,000

   Less accumulated depreciation                                                        (17,685,000)          (16,488,000)
                                                                                 --------------------      -------------------
                                                                                         49,339,000            50,361,000
                                                                                 --------------------      -------------------

Total assets                                                                           $ 51,290,000          $ 52,272,000
                                                                                 ====================      ===================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                       $  1,054,000          $  1,033,000
Dividends payable                                                                           888,000               921,000
Advance payments from renters                                                               319,000               307,000

Shareholders' equity:
   Series A common, $.01 par value,
     4,983,165 shares authorized,
     2,962,348 shares issued and
     outstanding (3,085,148 shares issued
     and outstanding in 1995)                                                                29,000                30,000
   Convertible Series B common, $.01 par
     value, 324,989 shares authorized,
     issued and outstanding                                                                   3,000                 3,000
   Convertible Series C common, $.01 par
     value, 920,802 shares authorized,
     issued and outstanding                                                                   9,000                 9,000

   Paid-in-capital                                                                       54,408,000            56,511,000
   Cumulative income                                                                     27,631,000            23,807,000
   Cumulative distributions                                                             (33,051,000)          (30,349,000)
                                                                                 --------------------      -------------------
   Total shareholders' equity                                                            49,029,000            50,011,000
                                                                                 --------------------      -------------------
Total liabilities and shareholders' equity                                              $51,290,000           $52,272,000
                                                                                 ====================      ===================

                             See accompanying notes.
                                        2

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                           Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                    ------------------------------     ---------------------------
                                                          1996            1995            1996             1995
                                                    --------------  --------------     ------------   ------------
   REVENUES:

   Rental income                                       $2,775,000      $2,702,000      $8,182,000      $7,865,000
   Interest income                                         17,000          13,000          40,000          26,000
                                                    --------------  --------------     ------------   ------------

                                                        2,792,000       2,715,000       8,222,000       7,891,000
                                                    --------------  --------------     ------------   ------------

   COSTS AND EXPENSES:

   Cost of operations                                     827,000         795,000       2,460,000       2,351,000
   Management fees paid to affiliates                     148,000         158,000         425,000         460,000
   Depreciation                                           427,000         424,000       1,282,000       1,298,000
   Interest expense paid to affiliate                           -               -               -           4,000
   Administrative                                          87,000          90,000         231,000         233,000
                                                    --------------  --------------     ------------   ------------

                                                        1,489,000       1,467,000       4,398,000       4,346,000
                                                    --------------  --------------     ------------   ------------

   NET INCOME                                          $1,303,000      $1,248,000      $3,824,000      $3,545,000
                                                    ==============  ==============     ============   ============


   Earnings per share:

      Primary - Series A                                    $0.41           $0.37           $1.18           $1.04
                                                    ==============  ==============     ============   ============
      Fully diluted - Series A                              $0.31           $0.29           $0.90           $0.81
                                                    ==============  ==============     ============   ============


   Dividends declared per share:

      Series A                                              $0.27           $0.27           $0.81           $0.81
                                                    ==============  ==============     ============   ============
      Series B                                              $0.27           $0.27           $0.81           $0.81
                                                    ==============  ==============     ============   ============

   Weighted average common shares outstanding:

      Primary - Series A                                2,980,415       3,124,848       3,021,681       3,142,237
                                                    ==============  ==============     ============   ============
      Fully diluted - Series A                          4,226,206       4,370,639       4,267,472       4,388,028
                                                    ==============  ==============     ============   ============

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                              Convertible            Convertible
                                        Series A               Series B                Series C            Paid-in
                                   Shares      Amount      Shares     Amount      Shares      Amount       Capital
                                   ------      ------      ------     ------      ------      ------       -------

Balances at December 31, 1995    3,085,148     $30,000     324,989      $3,000    920,802      $9,000     $56,511,000

Net income                               -           -           -           -          -           -               -
Repurchase of shares              (122,800)     (1,000)          -           -          -           -      (2,103,000)

Cash distributions declared:
$.81 per share - Series A                -           -           -           -          -           -               -
$.81 per share - Series B                -           -           -           -          -           -               -
                                 ---------     -------     -------    --------    -------      ------     -----------

Balances at September 30, 1996   2,962,348     $29,000     324,989      $3,000    920,802      $9,000     $54,408,000
                                 =========     =======     =======    ========    =======      ======     ===========


                       PUBLIC STORAGE PROPERTIES XVI, INC.
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                     Cumulative                         Total
                                        Net          Cumulative     Shareholders'
                                       Income       Distributions       Equity
                                       ------       -------------       ------

Balances at December 31, 1995        $23,807,000    ($30,349,000)     $50,011,000

Net income                             3,824,000               -        3,824,000
Repurchase of shares                           -               -       (2,104,000)

Cash distributions declared:
$.81 per share - Series A                      -      (2,438,000)      (2,438,000)
$.81 per share - Series B                      -        (264,000)        (264,000)
                                     -----------    -------------    -------------

Balances at September 30, 1996       $27,631,000    ($33,051,000)    ($49,029,000)
                                     ===========    -------------    -------------

                             See accompanying notes.
                                        4

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                 -------------------------------------------
                                                                                          1996                   1995
                                                                                 -------------------      ------------------

Cash flows from operating activities:

   Net income                                                                            $3,824,000             $3,545,000

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation                                                                           1,282,000              1,298,000
   (Increase) decrease in rent and other receivables                                        (17,000)                36,000
   Amortization of prepaid management fees                                                  315,000                      -
   Increase in prepaid expenses                                                             (33,000)                     -
   Increase in accounts payable                                                              21,000                 74,000
   Increase (decrease) in advance payments from renters                                      12,000                 (9,000)
                                                                                 -------------------      ------------------

     Total adjustments                                                                    1,580,000              1,399,000
                                                                                 -------------------      ------------------
     Net cash provided by operating activities                                            5,404,000              4,944,000
                                                                                 -------------------      ------------------
Cash flows from investing activities:

   Additions to real estate facilities                                                     (260,000)              (134,000)
                                                                                 -------------------      ------------------
     Net cash used in investing activities                                                 (260,000)              (134,000)
                                                                                 -------------------      ------------------
Cash flows from financing activities:

   Advance from affiliate                                                                         -                500,000
   Repayment of advance from affiliate                                                            -               (500,000)
   Distributions paid to shareholders                                                    (2,735,000)            (2,825,000)
   Purchase of Company Series A common stock                                             (2,104,000)            (1,190,000)
                                                                                 -------------------      ------------------

     Net cash used in financing activities                                               (4,839,000)            (4,015,000)
                                                                                 -------------------      ------------------

Net increase in cash and cash equivalents                                                   305,000                795,000

Cash and cash equivalents at the beginning of the period                                  1,440,000              1,074,000
                                                                                 -------------------      ------------------

Cash and cash equivalents at the end of the period                                       $1,745,000             $1,869,000
                                                                                 ===================      ==================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In January 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on January 1, 1998. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2001, the remaining unpaid principal and interest is due and payable. There was no outstanding balance on the credit facility at September 30, 1996.

5. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $315,000. The amount has been expensed as management fees paid to affiliate during the nine months ended September 30, 1996.

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.


RESULTS OF OPERATIONS.
----------------------

     The Company's net income for the nine months ended September 30, 1996 and 1995 was $3,824,000 and $3,545,000, respectively, representing an increase of $279,000 or 8%. Net income for the three months ended September 30, 1996 and 1995 was $1,303,000 and $1,248,000, respectively, representing an increase of $55,000 and 4%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) at the Company's mini-warehouse facilities.

     Rental income for the nine months ended September 30, 1996 and 1995 was $8,182,000 and $7,865,000, respectively, representing an increase of $317,000 or 4%. Rental income for the three months ended September 30, 1996 and 1995 was $2,775,000 and $2,702,000, respectively, representing an increase of $73,000 or 3%. The Company's mini-warehouse operations generated increases in rental income of $312,000 and $63,000 for the nine and three months ended September 30, 1996, respectively, compared to the same periods in 1995 primarily due to increased rental rates at a majority of the Company's mini-warehouse properties. The Company's business park operations also showed increases in rental income of $5,000 and $10,000 for the nine and three months ended September 30, 1996, respectively, compared to the same periods in 1995 as a result of a slight increase in rental rates at the San Diego, California business park facility.

     The Company's mini-warehouse operations had weighted average occupancy levels of 91% and 90% for the nine month periods ended September 30, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 97% and 99% for the nine month periods ended September 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the nine months ended September 30, 1996 and 1995 was $4,167,000 and $4,109,000, respectively, representing an increase of $58,000 or 1%. Cost of operations for the three months ended September 30, 1996 and 1995 was $1,402,000 and $1,377,000, respectively, representing an increase of $25,000 or 2%. These increases are primarily due to increases in payroll, repairs and maintenance and advertising costs. The increase in repairs and maintenance costs is mainly due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's mini-warehouse properties located in the eastern states.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Company has expensed the prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Company saved approximately $54,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

     Interest expense paid to affiliate of $4,000 in 1995 represents interest paid on an advance the Company had during the second quarter of 1995. No such cost was incurred in 1996.


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

     Cash flows from operating activities ($5,404,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the nine months ended September 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In January 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on January 1, 1998. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on January 1, 1998. On October 1, 2001, the remaining unpaid principal and interest is due and payable. There was no outstanding balance on the credit facility at September 30, 1996.

     On November 12, 1996, the Company's Board of Directors declared a regular quarterly distribution per share of $0.27. In addition, consistent with the Company's REIT distribution requirements, the Company's Board of Directors declared a special distribution of $0.32 per share. The distributions are payable on January 15, 1997 to shareholders of record on December 31, 1996.

     The Company's Board of Directors has authorized the Company to purchase up to 1,000,000 shares of Series A common stock. The Company has repurchased 775,026 shares of Series A common stock, of which 122,800 shares were purchased in 1996.

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


SUPPLEMENTAL INFORMATION.
-------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the nine months ended September 30, 1996 and 1995 was $5,106,000 and $4,843,000, respectively. FFO for the three months ended September 30, 1996 and 1995 was $1,730,000 and $1,672,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION





ITEMS 1 through 5 are inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (A)  EXHIBITS:  The following exhibit is included herein:

              (27) Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

              None




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DATED: November 13, 1996

                                        PUBLIC STORAGE PROPERTIES XVI, INC.




                                        BY:      /s/ Ronald L. Havner, Jr.
                                                 --------------------------
                                                 Ronald L. Havner, Jr.,
                                                 Senior Vice President and
                                                   Chief Financial Officer