Form 10-Q
period 1997-03-31
PUBLIC STORAGE PROPERTIES XVI INC
filed 1997-05-14
CIK 870179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ----------------   ----------------

Commission File Number 1-10851
                       -------

                       PUBLIC STORAGE PROPERTIES XVI, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                              95-4300886
----------------------------------------                     ------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

       701 Western Ave.
       Glendale, California                                          91201-2397
----------------------------------------                     ------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                             ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---
The number of shares outstanding of the Company's classes of common stock as of March 31, 1997:

               2,962,348 shares of $.01 par value Series A shares
                324,989 shares of $.01 par value Series B shares 920,802 shares of $.01 par value Series C shares
               --------------------------------------------------

                                      INDEX


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Condensed Balance Sheets at March 31, 1997
     and December 31, 1996                                                  2

Condensed Statements of Income for the three
     months ended March 31, 1997 and 1996                                   3

Condensed Statement of Shareholders' Equity for the
     three months ended March 31, 1997                                      4

Condensed Statements of Cash Flows for the
     three months ended March 31, 1997 and 1996                             5

Notes to Condensed Financial Statements                                   6-7

Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        8-9


PART II.  OTHER INFORMATION                                             10-11



                       PUBLIC STORAGE PROPERTIES XVI, INC.
                            CONDENSED BALANCE SHEETS

                                                                                          March 31,         December 31,
                                                                                            1997                1996
                                                                                     ------------------   ---------------
                                                                                        (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                                $2,069,000          $2,312,000
Rent and other receivables                                                                   55,000              80,000
Prepaid expenses                                                                            139,000             167,000

Real estate facilities at cost:
   Building, land improvements and equipment                                             42,535,000          42,313,000
   Land                                                                                  25,404,000          24,912,000
                                                                                     -----------------   ----------------
                                                                                         67,939,000          67,225,000

   Less accumulated depreciation                                                        (18,554,000)        (18,121,000)
                                                                                     -----------------   ----------------
                                                                                         49,385,000          49,104,000
                                                                                     -----------------   ----------------
Total assets                                                                            $51,648,000         $51,663,000
                                                                                     =================   ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                         $1,522,000            $902,000
Dividends payable                                                                           888,000           1,940,000
Advance payments from renters                                                               327,000             311,000

Shareholders' equity:
   Series A common, $.01 par value, 4,983,165 shares authorized,
     2,962,348 shares issued and outstanding in 1997 and 1996                                29,000              29,000
   Convertible Series B common, $.01 par value,
     324,989 shares authorized, issued and outstanding                                        3,000               3,000
   Convertible Series C common, $.01 par value,
     920,802 shares authorized, issued and outstanding                                        9,000               9,000

   Paid-in-capital                                                                       54,408,000          54,408,000
   Cumulative net income                                                                 30,341,000          29,052,000
   Cumulative distributions                                                             (35,879,000)        (34,991,000)
                                                                                     -----------------   ----------------
   Total shareholders' equity                                                            48,911,000          48,510,000
                                                                                     -----------------   ----------------
Total liabilities and shareholders' equity                                              $51,648,000         $51,663,000
                                                                                     =================   ================

                            See accompanying notes.
                                       2



                       PUBLIC STORAGE PROPERTIES XVI, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ---------------    -----------------

REVENUES:

Rental income                                                            $2,847,000             $2,647,000
Interest income                                                              17,000                  9,000
                                                                       ---------------    -----------------
                                                                          2,864,000              2,656,000
                                                                       ---------------    -----------------

COSTS AND EXPENSES:

Cost of operations                                                          899,000                806,000
Management fees paid to affiliates                                          167,000                138,000
Depreciation                                                                433,000                434,000
Administrative                                                               76,000                 80,000
                                                                       ---------------    -----------------
                                                                          1,575,000              1,458,000
                                                                       ---------------    -----------------

NET INCOME                                                               $1,289,000             $1,198,000
                                                                       ===============    =================

Primary earnings per share - Series A                                         $0.41                  $0.36
                                                                       ===============    =================
Fully diluted earnings per share - Series A                                   $0.31                  $0.28
                                                                       ===============    =================

Dividends declared per share:
   Series A                                                                   $0.27                  $0.27
                                                                       ===============    =================
   Series B                                                                   $0.27                  $0.27
                                                                       ===============    =================

Weighted average Common shares outstanding:
   Primary - Series A                                                     2,962,348              3,049,281
                                                                       ===============    =================
   Fully diluted - Series A                                               4,208,139              4,295,072
                                                                       ===============    =================

                            See accompanying notes.
                                       3




                       Public Storage Properties XVI, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                                     Convertible                 Convertible
                                           Series A                    Series B                    Series C
                                     Shares        Amount        Shares        Amount        Shares        Amount
                                  ------------- ------------- ------------- ------------- ------------- -------------

Balances at December 31, 1996       2,962,348      $29,000       324,989        $3,000       920,802        $9,000

Net income

Cash distributions declared:
 $.27 per share - Series A
 $.27 per share - Series B
                                  ------------- ------------- ------------- ------------- ------------- -------------

Balances at March 31, 1997          2,962,348      $29,000       324,989        $3,000       920,802        $9,000
                                  ============= ============= ============= ============= ============= =============





                       Public Storage Properties XVI, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                Cumulative                       Total
                                     Paid-in       net         Cumulative     shareholders'
                                     capital      income     distributions       equity
                                  ------------ ------------- --------------- ---------------

Balances at December 31, 1996     $54,408,000   $29,052,000   ($34,991,000)    $48,510,000

Net income                                        1,289,000                      1,289,000

Cash distributions declared:
 $.27 per share - Series A                                        (800,000)       (800,000)
 $.27 per share - Series B                                         (88,000)        (88,000)
                                  ------------ ------------- --------------- ---------------

Balances at March 31, 1997        $54,408,000   $30,341,000   ($35,879,000)    $48,911,000
                                  ============ ============= =============== ===============

                            See accompanying notes.
                                       4



                       PUBLIC STORAGE PROPERTIES XVI, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                          --------------------------------------
                                                                                1997                   1996
                                                                          ------------------    ----------------


Cash flows from operating activities:

     Net income                                                              $1,289,000             $1,198,000


     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                               433,000                434,000
     Decrease in rent and other receivables                                      25,000                  5,000
     Amortization of prepaid management fees                                          -                118,000
     Decrease in prepaid expenses                                                28,000                      -
     Increase in accounts payable                                               620,000                 22,000
     Increase in advance payments from renters                                   16,000                 11,000
                                                                          ------------------    ----------------
         Total adjustments                                                    1,122,000                590,000
                                                                          ------------------    ----------------
         Net cash provided by operating activities                            2,411,000              1,788,000
                                                                          ------------------    ----------------

Cash flows from investing activities:

     Purchase of land for construction                                         (492,000)                     -
     Additions to real estate facilities                                       (222,000)               (15,000)
                                                                          ------------------    ----------------
         Net cash used in investing activities                                 (714,000)               (15,000)
                                                                          ------------------    ----------------

Cash flows from financing activities:

     Distributions paid to shareholders                                      (1,940,000)              (921,000)
     Purchase of Company Series A common stock                                        -               (786,000)
                                                                          ------------------    ----------------
         Net cash used in financing activities                               (1,940,000)            (1,707,000)
                                                                          ------------------    ----------------

Net (decrease) increase in cash and cash equivalents                           (243,000)                66,000


Cash and cash equivalents at the beginning of the period                      2,312,000              1,440,000
                                                                          ------------------    ----------------

Cash and cash equivalents at the end of the period                           $2,069,000             $1,506,000
                                                                          ==================    ================

                            See accompanying notes.
                                       5

                       PUBLIC STORAGE PROPERTIES XVI, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

4. The Company has an unsecured revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly until maturity. On October 1, 2001, the remaining unpaid principal and interest is due and payable. At March 31, 1997 and for the three months then ended, there was no outstanding balance on the credit facility. In May 1997, the Company terminated its credit facility.

5.   In  March  1997,  the  Company  purchased  land  for  $492,000  in order to
     construct  additional   mini-warehouse  space  at  its  Lombard,   Illinois
     facility.

6. In April 1997, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $20.76 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $20.76, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $0.72 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $20.76 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at March 17, 1997 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at June 30, 1997. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $20.76 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $11.82 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $11.82 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $0.72 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in June or July of 1997. PSI is the Company's mini-warehouse operator and owns 39.4% of the total combined shares of the Company's common stock series A, B and C.

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

Results of Operations.
----------------------

     The Company's net income for the three months ended March 31, 1997 and 1996 was $1,289,000 and $1,198,000, respectively, representing an increase of $91,000 or 8%. This increase is primarily a result of an increase in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the three months ended March 31, 1997 and 1996 was $2,847,000 and $2,647,000, respectively, representing an increase of $200,000 or 8%. The Company's mini-warehouse operations contributed $161,000 to the increase in rental income due primarily to increased rental rates at a majority of the Company's facilities but primarily those located in California and Washington. The Company's business park operations also showed an increase in rental income generated primarily by the Company's San Diego, California facility due to an increase in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 90% and 89% for the three month periods ended March 31, 1997 and 1996, respectively. The Company's business park operations had weighted average occupancy levels of 97% and 98% for the three month periods ended March 31, 1997 and 1996, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the three months ended March 31, 1997 and 1996 was $1,499,000 and $1,378,000, respectively, representing an increase of $121,000 or 9%. This increase is mainly attributable to increases in management fees, payroll and advertising costs.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at a 14% effective rate to compensate for early payment. As a result, management fee expense for the three months ended March 31, 1996 was $17,000 lower than it would have been under the customary, undiscounted fee structure.

Liquidity and Capital Resources.
--------------------------------

     Cash flows from operating activities ($2,411,000 for the three months ended March 31, 1997) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the three months ended March 31, 1997. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $5,000,000. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly until maturity. On

October 1, 2001, the remaining unpaid principal and interest is due and payable. At March 31, 1997 and for the three months then ended, there was no outstanding balance on the credit facility. In May 1997, the Company terminated its credit facility.

     In March 1997, the Company purchased land for $492,000 in order to construct additional mini-warehouse space at its Lombard, Illinois facility.

     The Company's Board of Directors has authorized the Company to purchase up to 1,000,000 shares of Series A common stock. As of March 31, 1997, the Company had repurchased 775,026 shares of Series A common stock, none of which were purchased in the first quarter of 1997.

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

Supplemental Information.
-------------------------

     Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the three months ended March 31, 1997 and 1996 was $1,722,000 and $1,632,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

Proposed Merger.
----------------

     See footnote 6 to condensed financial statements for a discussion of a proposed merger.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are inapplicable.

ITEM 5.  Other Information
         -----------------

     In April 1997, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $20.76 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $20.76, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $0.72 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $20.76 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at March 17, 1997 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at June 30, 1997. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $20.76 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $11.82 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $11.82 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $0.72 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in June or July of 1997. PSI is the Company's mini-warehouse operator and owns 39.4% of the total combined shares of the Company's common stock series A, B and C.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              A)  EXHIBITS:  The following exhibits are included herein:

               (2) Agreement and Plan of Reorganization among the Company, Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and PSI dated as of April 9, 1997. Filed with PSI's Schedule 13D (Amendment No. 9) relating to the beneficial ownership of securities issued by the Company and incorporated herein by reference.

               (27) Financial Data Schedule

              B)  REPORTS ON FORM 8-K

               A Form 8-K dated April 9, 1997 was filed on April 10, 1997, which reported under Item 5 that the Company and PSI had agreed, subject to certain conditions, to merge.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DATED: May 14, 1997

                                       PUBLIC STORAGE PROPERTIES XVI, INC.




                                       BY:  /s/ David P. Singelyn
                                            ---------------------
                                             David P. Singelyn
                                             Vice President and
                                             Chief Financial Officer